Form 10-Q
period 1995-09-30
PHOENIX LEASING INCOME FUND 1980
filed 1995-11-13
CIK 313351

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



                                      FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition  period from  ______________  to  ______________.

                         Commission file number 0-10349

                        PHOENIX LEASING INCOME FUND 1980
                                   Registrant

           California                                      94-2604198
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                       94901-5527
--------------------------------------------------------------------------------
      Address of Principal Executive Offices                         Zip Code

     Registrant's telephone number, including area code:     (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                        Yes  X                    No
                            ---                       ---

                                              Part I.  Financial Information

                                               Item 1. Financial Statements
                                             PHOENIX LEASING INCOME FUND 1980
                                                      BALANCE SHEETS
                                      (Amounts in Thousands Except for Unit Amounts)
                                                        (Unaudited)
                                                                                        September 30,  December 31,
                                                                                            1995           1994
                                                                                            ----           ----
ASSETS

Cash and cash equivalents                                                               $   753         $   528

Accounts  receivable (net of allowance for losses on accounts  receivable of $18
   and $1 at September 30, 1995 and December 31, 1994, respectively)                       --                29

Note receivable  (net of allowance for losses on notes  receivable of $0 and $28
   at September 30, 1995 and December 31, 1994, respectively)                              --               269

Equipment on operating leases and held for lease (net of accumulated depreciation of $0 and $362 at September 30, 1995 and December 31, 1994,
   respectively)                                                                           --                21

Investment in joint ventures                                                                145             203

Other assets                                                                                 27              40
                                                                                        -------         -------

     Total Assets                                                                       $   925         $ 1,090
                                                                                        =======         =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                                $    29         $   100
                                                                                        -------         -------

     Total Liabilities                                                                       29             100
                                                                                        -------         -------

Partners' Capital

   General Partners                                                                        (303)           (326)

   Limited  Partners,  50,000 units  authorized,  28,750 units issued and 26,041
     units outstanding at September 30, 1995 and December 31, 1994                        1,199           1,316
                                                                                        -------         -------

     Total Partners' Capital                                                                896             990
                                                                                        -------         -------

     Total Liabilities and Partners' Capital                                            $   925         $ 1,090
                                                                                        =======         =======


                                          The accompanying notes are an integral
                                                 part of these statements.

                                             PHOENIX LEASING INCOME FUND 1980
                                                 STATEMENTS OF OPERATIONS
                                    (Amounts in Thousands Except for Per Unit Amounts)
                                                        (Unaudited)
                                                      Three Months Ended           Nine Months Ended
                                                          September 30,              September 30,
                                                       1995          1994          1995          1994
                                                       ----          ----          ----          ----
INCOME

   Rental income                                      $--           $  43         $  74         $ 122
   Gain on sale of equipment                           --            --              30             1
   Equity in earnings from joint ventures, net           20             6            64            21
   Interest income, notes receivable                   --               4            80             4
   Other income                                          11             7            25            13
                                                      -----         -----         -----         -----

     Total Income                                        31            60           273           161
                                                      -----         -----         -----         -----

EXPENSES

   Depreciation                                        --               8             6            53
   Lease related operating expenses                    --               3             5             3
   Management fees to General Partner                     1             5            31            11
   Liquidation fees to General Partner                 --            --              28            28
   Provision for losses on receivables                   (1)           (2)           (1)           (8)
   General and administrative expenses                    9            11            34            44
                                                      -----         -----         -----         -----

     Total Expenses                                       9            25           103           131
                                                      -----         -----         -----         -----

NET INCOME                                            $  22         $  35         $ 170         $  30
                                                      =====         =====         =====         =====


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $ .74         $1.19         $5.63         $ .90
                                                      =====         =====         =====         =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                   $--           $--           $10.00        $10.00
                                                      =====         =====         =====         =====

ALLOCATION OF NET INCOME:
     General Partners                                 $   2         $   4         $  23         $   7
     Limited Partners                                    20            31           147            23
                                                      -----         -----         -----         -----

                                                      $  22         $  35         $ 170         $  30
                                                      =====         =====         =====         =====



                                          The accompanying notes are an integral
                                                 part of these statements.

                                             PHOENIX LEASING INCOME FUND 1980
                                                 STATEMENTS OF CASH FLOWS
                                                  (Amounts in Thousands)
                                                        (Unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                         1995          1994
                                                                                         ----          ----
Operating Activities:

   Net income                                                                           $ 170         $  30

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                         6            53
       Gain on sale of equipment                                                          (30)           (1)
       Equity in earnings from joint ventures, net                                        (64)          (21)
       Provision for losses on accounts receivable                                         27          --
       Provision for losses on notes receivable                                           (28)         --
       Provision for early termination, financing leases                                 --              (8)
       Decrease (increase)  in accounts receivable                                          2           (12)
       Increase (decrease) in accounts payable and
         accrued expenses                                                                 (71)           24
       Decrease in other assets                                                            11            11
                                                                                        -----         -----

Net cash provided by operating activities                                                  23            76
                                                                                        -----         -----

Investing Activities:

   Principal payments, financing leases                                                  --              10
   Principal payments, notes receivable                                                   297            21
   Proceeds from sale of equipment                                                         45            11
   Distributions from joint ventures                                                      120            78
   Investment in joint ventures                                                          --              (5)
                                                                                        -----         -----

Net cash provided by investing activities                                                 462           115
                                                                                        -----         -----

Financing Activities:

   Distributions to partners                                                             (260)         (260)
                                                                                        -----         -----

Net cash used by financing activities                                                    (260)         (260)
                                                                                        -----         -----

Increase (decrease) in cash and cash equivalents                                          225           (69)

Cash and cash equivalents, beginning of period                                            528           573
                                                                                        -----         -----

Cash and cash equivalents, end of period                                                $ 753         $ 504
                                                                                        =====         =====

                                          The accompanying notes are an integral
                                                 part of these statements.

                          PHOENIX LEASING INCOME FUND 1980
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the distribution date was $2,000.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.      Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the quarter ended June 30, 1995, the Partnership received a settlement on its one remaining note receivable which was considered to be impaired under Statement No. 114. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $97,000. The Partnership received $370,000 as a settlement for this note receivable of which $289,000 was applied towards the outstanding note receivable balance and the remaining $81,000 applied to interest income. There was no related allowance for this note receivable. The remaining general allowance balance of $28,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                1995         1994
                                                ----         ----
                                              (Amounts in Thousands)
               Beginning balance                $ 28         $ 28
                    Provision for losses         (28)         --
                    Write downs                  --           --
                                                ----         ----
               Ending balance                   $--          $ 28
                                                ====         ====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 26,041 for the nine month periods ended September 30, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                              COMBINED STATEMENTS OF OPERATIONS
                                    (Amounts in Thousands)
                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                             1995          1994           1995          1994
                                             ----          ----           ----          ----
INCOME
Rental income                              $1,023        $  519         $3,078        $2,190
Gain on sale of equipment                     397           216          1,273         1,003
Other income                                  571            91            678           115
                                           ------        ------         ------        ------

         Total income                       1,991           826          5,029         3,308
                                           ------        ------         ------        ------


EXPENSES
Depreciation                                  629           281          1,089           913
Lease related operating expenses              711           507          2,248         2,057
Management fees to General Partner             94            39            220           163
General and administrative expenses             5            28             16            84
                                           ------        ------         ------        ------

         Total expenses                     1,439           855          3,573         3,217
                                           ------        ------         ------        ------

Net income (loss)                          $  552        $  (29)        $1,456        $   91
                                           ======        ======         ======        ======

Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint ventures is presented below:

                              COMBINED STATEMENTS OF OPERATIONS
                                    (Amounts in Thousands)
                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                           1995        1994        1995        1994
                                           ----        ----        ----        ----
INCOME
Interest income - notes receivable         $ 14        $ 49        $ 62        $ 49
Other income                                  7           2          74          12
                                           ----        ----        ----        ----

         Total income                        21          51         136          61
                                           ----        ----        ----        ----


EXPENSES
Management fees to General Partner            2           5           7          17
General and administrative expenses           3           8          15          28
                                           ----        ----        ----        ----

         Total expenses                       5          13          22          45
                                           ----        ----        ----        ----

Net income                                 $ 16        $ 38        $114        $ 16
                                           ====        ====        ====        ====

Note 7.       Subsequent Event.

         On October 26, 1995 the Partnership's remaining assets were sold by sealed bid public auction for $88,749 cash. The remaining assets of the Partnership offered for sale consisted of equity interests in equipment leasing and financing joint ventures. The Partnership engaged the firm of Kennedy-Wilson International to provide marketing and auction services to the Partnership. The sale of the remaining assets by public auction were advertised in the New York Times, the Wall Street Journal, the San Francisco Chronicle and the Los Angeles Times. The highest bid for the assets was submitted by Phoenix Leasing
Liquidation Corporation, a subsidiary of Phoenix Leasing Incorporated, the General Partner. The sale of these assets will close on November 15, 1995.

                        PHOENIX LEASING INCOME FUND 1980

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Income Fund 1980 (the Partnership) reported net income of $22,000 and $170,000 during the three and nine months ended September 30, 1995, respectively, as compared to net income of $35,000 and $30,000 for the three and nine months ended September 30, 1994, respectively.

     The decrease in earnings for the three months ended September 30, 1995, as compared to the same period in 1994, is attributable to an absence of rental income in 1995. The absence of rental income for the three months ended September 30, 1995 is a result of the Partnership having sold its remaining equipment during the second quarter of 1995.

     The improvement in earnings for the nine months ended September 30, 1995, compared to the same period in 1994, is primarily the result of an increase in interest income from notes receivable, a decrease in depreciation expense and an increase in earnings from joint ventures. The Partnership also reported an increased gain on the sale of equipment.

     Total revenues decreased by $29,000 during the three months ended September 30, 1995, as compared to the same period in 1994. This decrease in revenues is a result of the sale of the Partnerships's remaining equipment portfolio during the second quarter of 1995. The $43,000 decrease in rental income due to the sale of the Partnership's remaining equipment portfolio was partially offset by an increase in earnings from joint ventures of $14,000 during the three months ended September 30, 1995.

     Total revenues increased by $112,000 for the nine months ended September 30, 1995, as compared to the same period in 1994. During the nine months ended September 30, 1995, the Partnership experienced increases in all income items except for rental income. The largest increase came from the $76,000 increase in interest income from notes receivable and a $43,000 increase in earnings from joint ventures. The increase in interest income from notes receivable came from the payoff of a note receivable from a cable television operator that had been in default.

     The Partnership is in its liquidation stage and does not plan to acquire additional equipment. As a result, revenues from equipment leasing activities has declined as the portfolio is liquidated. At September 30, 1995, the Partnership owned equipment with an aggregate original cost of $0 and a net book value of $0, as compared to the $534,000 of equipment owned at September 30, 1994 with a net book value of $27,000.

     The decrease in depreciation expense of $8,000 and $47,000 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994, is a result of the sale of the remaining equipment during the second quarter of 1995. The Partnership reported a gain on sale of $30,000 for the sale of its remaining equipment during the nine months ended September 30, 1995.

     Total expenses decreased by $16,000 and $28,000 during the three and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. The decrease in total expenses during the three and nine months ended September 30, 1995, was primarily due to a decrease in depreciation expense, as discussed above. Management fees increased during the nine months ended September 30, 1995, due to the payoff of an outstanding note receivable.

Joint Ventures

     The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnership managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

     Earnings from equipment joint ventures increased by $15,000 and $25,000 during the three and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. The primary factor contributing to the increase in earnings during both periods was the earnings from a new equipment joint venture that was formed upon the receipt of a legal settlement in October of 1994. As a result, there were no comparable earnings from this joint venture during the three and nine months ended September 30, 1994.

     Earnings from financing joint ventures decreased by $1,000 for the three months ended September 30, 1995 but increased by $18,000 for the nine months ended September 30, 1995, as compared to the same periods in 1994. The increase in earnings from financing joint ventures for the nine months ended September 30, 1995 is a result of an increase in interest income in one of the financing joint ventures. This increase in interest income was attributable to an increase in cash receipts in this joint venture. This joint venture uses the asset recovery method of accounting for its troubled notes receivable and is currently classifying all payments as interest income.

Liquidity and Capital Resources

     The Partnership reported net cash provided by leasing and financing activities of $320,000 and $107,000 for the nine months ended September 30, 1995 and 1994, respectively. The improvement is attributable to the payoff of a note receivable from a cable television system operator that was in default.

     Distributions from joint ventures for the nine months ended September 30, 1995 were $120,000 as compared to $78,000 during the same period in 1994. These distributions reflected an increase in distributions from equipment joint ventures. The increased distributions from equipment joint ventures is attributable to distributions received from a new joint venture formed in October of 1994.

     The Limited Partners received $260,000 in cash distributions for both the nine months ended September 30, 1995 and 1994. As a result, the cumulative cash distributions to the Limited Partners are $30,281,000 and $30,021,000 as of September 30, 1995 and 1994, respectively. The General Partner did not receive cash distributions during the nine months ended September 30, 1995 and 1994 but did receive payment of liquidation fees of $28,000 for both the nine months ended September 30, 1995 and 1994. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. The Partnership made its annual distribution in January 1995 at the same rate as those made in January 1994.

     The Partnership will reach the end of its term on December 31, 1995. As a result, a public auction was held on October 26, 1995 to sell the remaining assets of the Partnership. The highest bid for the assets was submitted by Phoenix Leasing Incorporated, a subsididary of Phoenix Leasing Incorporated, the General Partner. These assets were sold for a total of $88,749 cash. The sale of the assets will close on November 15, 1995. Once the assets have been liquidated, the Partnership will make a final distribution to the partners.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

                          PHOENIX LEASING INCOME FUND 1980

                                 September 30, 1995

                            Part II.  Other Information.

Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.

              Sale of remaining assets of Partnership:

         On October 26, 1995 the Partnership's remaining assets were sold by sealed bid public auction for $88,749 cash. The remaining assets of the Partnership offered for sale consisted of equity interests in equipment leasing and financing joint ventures. The Partnership engaged the firm of Kennedy-Wilson International to provide marketing and auction services to the Partnership. The sale of the remaining assets by public auction were advertised in the New York Times, the Wall Street Journal, the San Francisco Chronicle and the Los Angeles Times. The highest bid for the assets was submitted by Phoenix Leasing
Liquidation Corporation, a subsidiary of Phoenix Leasing Incorporated, the General Partner. The sale of these assets will close on November 15, 1995

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (2)     Asset Acquisition Agreement

                  (27)    Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           PHOENIX LEASING INCOME FUND 1980
                                                                       (Registrant)

         Date                                          Title                                  Signature

  November 13, 1995                            Chief Financial Officer,                 /S/ PARITOSH K. CHOKSI
  -----------------                            Senior Vice President                    ----------------------
                                               and Treasurer of                         (Paritosh K. Choksi)
                                               Phoenix Leasing Incorporated
                                               General Partner


  November 13, 1995                            Senior Vice President,                   /S/ BRYANT J. TONG
  -----------------                            Financial Operations                     ------------------
                                               (Principal Accounting Officer)           (Bryant J. Tong)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


  November 13, 1995                            Senior Vice President of                 /S/ GARY W. MARTINEZ
  -----------------                            Phoenix Leasing Incorporated             --------------------
                                               General Partner                          (Gary W. Martinez)


  November 13, 1995                            Partnership Controller                   /S/ MICHAEL K. ULYATT
  -----------------                            Phoenix Leasing Incorporated             ---------------------
                                               General Partner                          (Michael K. Ulyatt)